Form 10-Q
period 1995-06-30
POCONO HOTELS CORP
filed 1995-08-11
CIK 79274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB
(Mark One)

_x_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1995

___   Transition report under Section 13 or 15(d) of the Exchange Act

      For the period from _____ to _____

       Commission file number 0-2528

                           POCONO HOTELS CORPORATION
                           -------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Delaware                    51-0099583
             (State or Other Jurisdiction      (I.R.S. Employer
         of Incorporation or Organization)     Indentification No.)

                 1209 Orange Street, Wilmington, Delaware 19801
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                (302) 658 - 7581
                                ----------------
                (Issuer's Telephone Number, Including Area Code)

                                      None
                                      ----
              (Former Name, Former Address and Former Fiscal Year,
                         if Changes Since Last Report)

         Check whether the issuer:
         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  _X_       No  __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classses of common equity, as of the latest practicable date.

                          9,812 Shares of Common Stock
                          ----------------------------

                           POCONO HOTELS CORPORATION

                                     INDEX

                                                                        PAGE NO.
Consolidated Condensed Balance Sheets                                      2
          June 30, 1995 & December 31, 1994

Consolidated Condensed Statements of Loss                                  3
         Six Months Ended June 30, 1995 & 1994

Consolidated Statement of Cash Flows                                       4
         Six Months Ended June 30, 1995 & 1994

Notes to the Consolidated Condensed Financial Statements                   5

Management's Discussion and Analysis of the
 Consolidated Condensed Statements of Loss                                 6

Final Exhibits and Reports                                                 7







                           POCONO HOTELS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   UNAUDITED


                                                               JUNE 30,1995     DEC. 31, 1994
                                                               ------------     -------------

CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                             $   350,137       $   862,297
         ACCOUNTS RECEIVABLE - NET                                 432,193           351,180
         INVENTORIES                                               192,412           148,232
         PREPAID EXPENSES                                          131,697           103,009
         DEFERRED INCOME TAX BENEFIT                                51,808            51,808
                                                                -----------      ------------
                     TOTAL CURRENT ASSETS                        1,158,247         1,516,526

INVESTMENTS AT COST                                                 42,851            42,851

PROPERTY, PLANT AND EQUIPMENT                                   14,529,280        14,299,210
         LESS: ACCUMULATED DEPRECIATION                         10,989,953        10,749,953
         TOTAL PROPERTY, PLANT AND EQUIPMENT                     3,539,327         3,549,257

CLUSTER HOMES AND LOTS HELD FOR SALE                               506,263           365,307

         TOTAL ASSETS                                          $ 5,246,688        $5,473,941
                                                               ============      ============
LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                      $   197,101        $  294,358
         ACCRUED EXPENSES                                          265,748           234,567
         TAXES PAYABLE AND ACCRUED                                 189,331            96,261
         ADVANCE DEPOSITS                                          377,219           203,498
         NOTES PAYABLE                                             200,000                 0
                                                                -----------      ------------

                  TOTAL CURRENT LIABILITIES                      1,229,399           828,684

DEFERRED INCOME TAX LIABILITY                                      201,951           201,951

STOCKHOLDER'S EQUITY
         CAPITAL STOCK:
           PREFERRED STOCK - 7% CUMULATIVE -                       942,300           942,300
           $100 PAR VALUE; AUTHORIZED 12,000 SHARES
           ISSUED AND OUTSTANDING - 9,423 SHARES

           COMMON STOCK - NO PAR VALUE;                            259,080           259,080
                                                                -----------      ------------
           AUTHORIZED 16,000 SHARES,
           ISSUED 13,994 SHARES
                  TOTAL CAPITAL STOCK                            1,201,380         1,201,380
         RETAINED EARNINGS                                       2,670,655         3,298,623
                                                                -----------      ------------
                                                                 3,872,035         4,500,003
         LESS: TREASURY STOCK AT COST
           COMMON STOCK - 4,182 SHARES                              56,697            56,697
                                                                -----------      ------------
                  TOTAL STOCKHOLDER'S EQUITY                     3,815,338         4,443,306

         TOTAL LIABILITIES & STOCKHOLDER'S EQUITY               $5,246,688        $5,473,941
                                                               ============      ============

                           POCONO HOTELS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   UNAUDITED

                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          JUNE 30                           JUNE 30
                                    1995            1994             1995             1994
REVENUES
     ROOMS                     $   869,028      $   939,377       $1,455,794       $1,505,117
     FOOD & BEVERAGE               741,611          714,713        1,340,828        1,226,641
     CLUSTER HOME SALES              5,000          324,335            8,234          346,335
     GOLF & OTHER SPORTS           203,267          204,227          342,288          330,317
     SUNDRY DEPARTMENTS            115,876           83,097          182,034          155,666
     OTHER  INCOME                  44,900           70,553          161,758          135,218
                               ------------     ------------     ------------      -----------
        TOTAL REVENUES          1,979,682        2,336,302         3,490,936        3,699,294

OPERATING COSTS & EXPENSES
     FOOD & BEVERAGE               670,088          624,191        1,204,768        1,101,664
     HOTEL  OPERATING              517,857          488,443          927,748          888,042
     COST OF CLUSTER HOMES           2,212          235,297            4,015          252,628
     ADMIN. & GENERAL              387,084          414,286          766,588          838,153
     ADVERTISING & PROMOTION       164,347          174,432          302,412          279,570
     HEAT, LIGHT, & POWER           70,286           84,136          168,078          192,233
     REPAIRS & MAINTENANCE         167,424          142,387          384,724          320,213
          & CARE OF GROUNDS
     REAL ESTATE , CAPITAL          57,495           51,253          117,153          101,951
          STOCK & OTHER TAXES,
          & BUILDING INSURANCE
     INTEREST EXPENSE                3,418            9,186            3,418           11,648
     DEPRECIATION                  120,000          122,975          240,000          245,950
                               ------------     ------------     ------------      -----------
         TOTAL  EXPENSES         2,160,211        2,346,586        4,118,904        4,232,052

(LOSS) FROM OPERATIONS         (   180,529)     (    10,284)     (   627,968)     (   532,758)

LESS: PROVISION FOR
     INCOME TAXES  (Note 3)              0           14,643                0           28,143

NET INCOME (LOSS)  (Note 2)    (   180,529)     (    24,927)     (   627,968)     (   560,901)

DIVIDENDS  ON PREFERRED             16,490           16,490           32,980           32,980
     STOCK

NET (LOSS) APPLICABLE  TO      ($  197,019)     ($   41,417)     ($  660,948)     ($  593,881)
                               =============    ============     ============     ============
  COMMON STOCKHOLDER'S
NET (LOSS) PER COMMON
     SHARE BASED ON 9,812
     SHARES OUTSTANDING
     AFTER RECOGNITION OF
     STOCK DIVIDENDS                ($20.08)       ($ 4.22)       ($67.36)       ($60.53)
     (Note 4)                        ======         ======         ======         ======

                   POCONO HOTELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                    PERIOD ENDED
                                                             6/30/95           6/30/94

CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                   ($627,968)           ($560,901)

     ADJUSTMENTS TO RECONCILE NET INCOME TO
     CASH PROVIDED BY OPERATING ACTIVITIES
         DEPRECIATION & AMORTIZATION                       240,000              245,950
         DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE      (  81,013)           ( 483,088)
         DECREASE (INCREASE) IN INVENTORIES              (  44,180)           (  91,473)
         DECREASE (INCREASE) IN PREPAID EXPENSES         (  28,688)           (  24,135)
         DECREASE (INCREASE) IN CLUSTERED HOMES/LOTS     ( 140,956)              55,736
         INCREASE (DECREASE) IN ACCOUNTS PAYABLE         (  97,257)               3,308
         INCREASE (DECREASE) IN ACCRUED EXPENSE              31,181             132,209
         INCREASE (DECREASE) IN ACCRUED INCOME TAXES              0              27,000
         INCREASE (DECREASE) IN OTHER ACCRUED TAXES          93,070              48,827
         INCREASE (DECREASE) IN ADVANCE DEPOSITS            173,721              87,582
                                                          ----------          ----------
              TOTAL ADJUSTMENTS                             145,878               1,916
                                                          ----------          ----------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (482,090)           (558,985)

CASH FLOWS FROM INVESTING ACTIVITIES
         PURCHASES OF PROPERTY, PLANT & EQUIPMENT         (230,070)           (176,057)
                                                         ----------          ----------
     NET CASH (USED IN) INVESTING ACTIVITIES              (230,070)           (176,057)

CASH FLOWS FROM FINANCING ACTIVITIES
         PROCEEDS FROM CONSTRUCTION LOAN                         0             109,602
         PAYMENTS TO CONSTRUCTION LOAN                           0            (109,602)
         PROCEEDS FROM BANK NOTES PAYABLE                  400,000             850,000
         PAYMENTS ON BANK NOTES PAYABLE                   (200,000)            (50,000)
                                                         ---------           --------
     NET CASH FROM FINANCING ACTIVITIES                    200,000             800,000

     NET INCREASE (DECREASE) IN CASH                      (512,160)             64,958

CASH & CASH EQUIVALENTS @ BEGINNING OF YEAR                862,297             183,427
                                                         ----------          ----------

CASH & CASH EQUIVALENTS @ END OF YEAR                   $  350,137          $  248,385
                                                        ===========         ===========


                           POCONO HOTELS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

1. In the opinion of the company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and 1994 and the results of operations for the three and six months then ended and changes in financial position for the six months then ended.

2. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Although the company reported a loss for the six month peiod ended June 30, 1995, no provision is made for a recovery of income taxes by carrying back the loss for tax purposes. The Company expects to report a profit for the year ending December 31, 1995.

4. At June 30, 1995 the Company's arrearage in cumulative preferred stock dividends amounted to $233.00 per share and the total of all such shares outstanding at that date amounted to $2,195,559.00.

5. The Company, through a subsidiary, has issued irrevocable letters of credit in favor of Barrett Township, which obligates the Subsidiary to complete certain grading, road paving and installation of utilities at the sites. The letters of credit expire in November 1995 or when these improvements are completed and inspected by the Township.

                           POCONO HOTELS CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF THE
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

General

The Company derives substantially all of its revenues from the operation of a resort in Skytop, Pennsylvania, and the development and sale of clustered homes.

Historically, the Company's revenues, and consequently, profits, have been received primarily in May through October of each year. Operations in November through April are usually at a loss. These seasonal fluctuations do not materially affect the Company's or its subsidiaries' capital expenditures, inventories, or terms on which business is conducted.

Results of Operations

Revenues for the second quarter of 1995 decreased by $356,630 or 15.3% as compared to the second quarter of 1994. Of this difference $319,335 resulted from the lack of any cluster home sales in the second quarter of 1995 as compared to the sale of one cluster home unit in 1994. Lodge revenues were down only $37,295 as compared to 1994 second quarter levels. This was the result of a decrease in rooms occupancy for the Lodge of 170 room nights, a change in occupancy percentage from 45.2% in the second quarter of 1994 to 44.1% in the second quarter of 1995.

Operating costs and expenses decreased $186,375 for the second quarter of 1995 when compared with the same period a year ago. Once again however, the sale of a cluster home unit in 1994, and its associated cost of sales, created the variance. Cost of clustered homes decreased $233,085 in 1995, from $235,297 in the second quarter of 1994 to $2,212 in the second quarter of 1995. Lodge operating costs and expenses actually increased by $46,710 or 2.2%.

Changes in Financial Position
Liquidity and Capital Resources

The Company's business is not capital intensive; however, Skytop Development has affected the cash flow situation. Because of the positive cash flow generated by Skytop Developement through the end of 1994, use of the Company's lines of credit is down some $600,000 compared to 1994. The balance owed on these credit lines at June 30,1995 is $200,000 compared to some $800,000 owed at June 30, 1994.

The capital projects during the second quarter totalled $230,070 and consisted of paving, remodeling of the front office and some meeting rooms, upgrades to the guest rooms and hallways, new golf grounds equipment, and a new pickup truck.

The Company has a lines of credit for the resort operation of $1,500,000 with an outstanding balance of $200,000 at the end of June 1995.

Skytop Development Corporation has completed construction of twenty-eight of the planned thirty-two units of the clustered homes. Of these all twenty-eight have been sold. Construction of another two unit building began in May of 1995.

Item   9  Exhibits and Reports on Form 8-K
          (a) Exhibits:
                 Computation of per share earnings

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JUNE 30                           JUNE 30
                                          1995               1994            1995             1994

Net Income (Loss)                     ($ 180,529)      ( $ 24,927)      ($ 627,968)       ($ 560,901)

         LESS:
Earnings applicable to cumulative
7% - $100 par value Preferred Stock
9,423 shares outstanding                  16,490           16,490           32,980            32,980

Net Applicable to Common Stock        ($ 197,019)       ($ 41,417)      ($ 660,948)       ($ 593,881)

Common Stock
 Number of shares issued                  13,994           13,994           13,994            13,994
 Less number of shares in treasury         4,182            4,182            4,182             4,182

         Net Shares                        9,812            9,812            9,812             9,812

Net (Loss) per Common Share             ($ 20.08)        ($  4.22)        ($ 67.36)         ($ 60.53)


         (b) Reports on Form 8-K
                  There were no reports on Form 8-K for the six months ended June 30, 1995.


                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of
        1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          ----------                         ---------------------------
             Date                            Edward Mayotte, Vice President


          ----------                         ---------------------------
             Date                            James T. Driggers, Treasurer