Form 10-Q
period 1995-09-30
POCONO HOTELS CORP
filed 1995-11-15
CIK 79274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB
(Mark One)

 _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1995

 ___ Transition report under Section 13 or 15(d) of the Exchange Act For the period from _____ to _____

       Commission file number 0-2528


                           POCONO HOTELS CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Delaware                     51-0099583
            (State or Other Jurisdiction        (I.R.S. Employer
          of Incorporation or Organization)    Indentification No.)

                 1209 Orange Street, Wilmington, Delaware 19801
                    (Address of Principal Executive Offices)

                                (302) 658-7581
                (Issuer's Telephone Number, Including Area Code)

                                      None
              (Former Name, Former Address and Former Fiscal Year,
                         if Changes Since Last Report)

Check whether the issuer:
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                          9,812 Shares of Common Stock

                           POCONO HOTELS CORPORATION

                                     INDEX

                                                                                                  PAGE NO.


Consolidated Condensed Balance Sheets                                                                2
     September 30, 1995 & December 31, 1994

Consolidated Condensed Statements of Loss                                                            3
     Nine Months Ended September 30, 1995 & 1994

Consolidated Statement of Cash Flows                                                                 4
     Nine Months Ended September 30, 1995 & 1994

Notes to the Consolidated Condensed Financial Statements                                             5

Management's Discussion and Analysis of the Consolidated Condensed Statements of Loss                6

Final Exhibits and Reports                                                                           7



                           POCONO HOTELS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   UNAUDITED

                                                                             SEPT 30, 1995      DEC. 31, 1994
                                                                             -------------      -------------
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                                              $296,603          $862,297
         ACCOUNTS RECEIVABLE - NET                                               778,461           351,180
         INVENTORIES                                                             196,125           148,232
         PREPAID EXPENSES                                                        215,608           103,009
         DEFERRED INCOME TAX BENEFIT                                              51,808            51,808
                                                                              ----------        ----------
                  TOTAL CURRENT ASSETS                                         1,538,605         1,516,526

INVESTMENTS AT COST                                                               42,851            42,851

PROPERTY, PLANT AND EQUIPMENT                                                 14,748,427        14,299,210
         LESS: ACCUMULATED DEPRECIATION                                       11,109,952        10,749,953
                                                                              ----------        ----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                   3,638,475         3,549,257

CLUSTER HOMES AND LOTS HELD FOR SALE                                             725,818           365,307

         TOTAL ASSETS                                                          5,945,749         5,473,941
                                                                              ==========        ==========
LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                        219,738           294,358
         ACCRUED EXPENSES                                                        194,699           234,567
         TAXES PAYABLE AND ACCRUED                                               112,330            96,261
         ADVANCE DEPOSITS                                                        304,036           302,498
         NOTES PAYABLE                                                                 0                 0
                                                                              ----------        ----------
TOTAL CURRENT LIABILITIES                                                        830,803           828,684
DEFERRED INCOME TAX LIABILITY
                                                                                 201,951           201,951
STOCKHOLDER'S EQUITY
         CAPITAL STOCK:
           PREFERRED STOCK -- 7% CUMULATIVE --
           $100 PAR VALUE; AUTHORIZED 12,000 SHARES
           ISSUED AND OUTSTANDING -- 9,423 SHARES                                942,300           942,300

           COMMON STOCK - NO PAR VALUE;
           AUTHORIZED 16,000 SHARES,
           ISSUED 13,994 SHARES                                                  259,080           259,080
                                                                              ----------        ----------

                  TOTAL CAPITAL STOCK                                          1,201,380         1,201,380
          RETAINED EARNINGS                                                    3,768,311         3,298,623
                                                                               ---------         ---------
         LESS: TREASURY STOCK AT COST                                          4,969,691         4,500,003
           COMMON STOCK -- 4,182 SHARES                                           56,697            56,697
                  TOTAL STOCKHOLDER'S EQUITY                                   4,912,994         4,443,306
TOTAL LIABILITIES & STOCKHOLDER'S EQUITY                                       5,945,749         5,473,941
                                                                              ==========        ==========

                           POCONO HOTELS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   UNAUDITED

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPT 30                                SEPT 30
                                                        1995              1994               1995                1994
                                                        ----              ----               ----                ----

REVENUES
         ROOMS                                    $1,696,169         $1,462,345         $3,151,963          $2,967,462
         FOOD & BEVERAGE                           1,385,861          1,109,584          2,726,689           2,336,225
         CLUSTER HOME SALES                           10,000                590             18,234             346,925
         GOLF & OTHER SPORTS                         391,808            368,295            734,096             698,612
         SUNDRY DEPARTMENTS                          161,175             99,313            343,209             254,979
         OTHER INCOME                                201,728            141,048            363,486             276,266
                                                    --------           --------           --------             -------
                  TOTAL REVENUES                   3,846,741          3,181,175          7,337,677           6,880,469

OPERATING COSTS & EXPENSES
         FOOD & BEVERAGE                             965,680            782,156          2,170,448           1,883,820
         HOTEL OPERATING                             748,049            581,512          1,675,797           1,469,554
         COST OF CLUSTER HOMES                         9,551              2,704             13,566             255,332
         ADMIN. & GENERAL                            407,036            376,083          1,173,624           1,214,236
         ADVERTISING & PROMOTION                     179,620            133,723            482,032             413,293
         HEAT, LIGHT & POWER                          81,149             82,766            249,227             274,999
         REPAIRS & MAINTENANCE                       170,219            265,333            554,943             585,546
         & GROUNDS CARE
         REAL ESTATE, CAPITAL                         64,099             52,998            181,252             154,949
         STOCK & OTHER TAXES
         & BUILDING INSURANCE
         INTEREST EXPENSE                              3,682              8,938              7,100              20,586
         DEPRECIATION                                120,000            122,975            360,000             368,925
                                                    --------           --------           --------             -------
                  TOTAL EXPENSES                   2,749,085          2,409,188          6,867,989           6,641,240

INCOME FROM OPERATIONS                             1,097,656            771,987            469,688             239,229

LESS: PROVISION FOR                                       --             11,194                 --              39,337
         INCOME TAXES (Note 3)

NET INCOME (LOSS) (Note 2)                         1,097,656            760,793            469,688             199,892

DIVIDENDS ON PREFERRED
         STOCK                                        16,490             16,490             49,470              49,470
NET (INCOME) APPLICABLE TO                        $1,081,166          $ 744,303          $ 420,218           $ 150,422
         COMMON STOCKHOLDERS                        ========           ========           ========            ========

NET (INCOME) PER COMMON
         SHARE BASED ON 9,812
         SHARES OUTSTANDING
         AFTER RECOGNITION OF
         STOCK DIVIDENDS (Note 4)                   $110.19              $75.86             $42.83              $15.33
                                                    =======              ======             ======              ======

                   POCONO HOTELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                                           PERIOD ENDED
                                                                                     9/30/95         9/30/94
                                                                                     -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS)                                                                 $ 469,688        $ 199,892

ADJUSTMENTS TO RECONCILE NET INCOME TO
CASH PROIDED BY OPERATING ACTIVITIES
DEPRECIATION & AMORTIZATION                                                         359,999          368,925
DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                                         (427,281)        (298,784)
DECREASE (INCREASE) IN INVENTORIES                                                   47,893)         (84,392)
DECREASE (INCREASE) IN PREPAID EXPENSES                                            (112,599)         (95,488)
DECREASE (INCREASE) IN CLUSTERED HOMES/LOTS                                        (360,511)        (206,808)
INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                             (74,620)        (154,427)
INCREASE (DECREASE) IN ACCRUED EXPENSE                                              (39,868)          64,016
INCREASE (DECREASE) IN ACCRUED INCOME TAXES                                              --           40,500
INCREASE (DECREASE) IN OTHER ACCRUED TAXES                                           16,069          (21,477)
INCREASE (DECREASE) IN ADVANCE DEPOSITS                                             100,538           39,431
                                                                                  ---------         --------
TOTAL ADJUSTMENTS                                                                  (586,165)        (348,504)
                                                                                  ---------         --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (116,477)        (148,612)

CASH FLOWS FROM INVESTING ACTIVITIES
PURCHASES OF PROPERTY, PLANT & EQUIPMENT                                           (449,217)        (163,435)
                                                                                  ---------         --------
NET CASH (USED IN) INVESTING ACTIVITIES                                            (449,217)        (163,435)

CASH FLOW FROM FINANCING ACTIVITIES
PROCEEDS FROM CONSTRUCTION LOAN                                                          --          295,418
PAYMENTS TO CONSTRUCTION LOAN                                                            --         (163,176)
PROCEEDS FROM BANK NOTES PAYABLE                                                    600,000          850,000
PAYMENTS ON BANK NOTES PAYABLE                                                     (600,000)        (850,000)
                                                                                  ---------         --------
NET CASH FROM FINANCING ACTIVITIES                                                         0         132,242

NET INCREASE (DECREASE) IN CASH                                                    (565,693)        (179,805)

CASH & CASH EQUIVALENTS @ BEGINNING OF YEAR                                         862,297          183,427
                                                                                  ---------         --------

CASH & CASH EQUIVALENTS @ END OF YEAR                                              $296,604         $  3,622
                                                                                   ========         ========



                           POCONO HOTELS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED


1. In the opinion of the company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and 1994 and the results of operations for the three and nine months then ended and changes in financial position for the nine months then ended.

2. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. At September 30, 1995 the Company's arrearage in cumulative preferred stock dividends amounted to $234.75 per share and the total of all such shares outstanding at that date amounted to $2,212,049.

4. The Company, through a subsidiary, has issued irrevocable letters of credit in favor of Barrett Township, which obligates the Subsidiary to complete certain grading, road paving and installation of utilities at the sites. The letters of credit expire in November 1995 or when these improvements are completed and inspected by the Township.

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

Results of Operations

Revenues for the third quarter of 1995 increased by $665,566 or 20.9% as compared to the third quarter of 1994. Of this difference $9,410 resulted from the sale of improvements to the cluster home in the third quarter of 1995 as compared to only $590 in these sales in 1994. Lodge revenues were up $656,156 as compared to 1994 third quarter levels. This was the result of an increase in rooms occupancy for the Lodge of 1260 room nights, a change in occupancy percentage from 66.4% in the third quarter of 1994 to 74.7% in the third quarter of 1995.

Operating costs and expenses increased $339,897 for the third quarter of 1995 when compared with the same period a year ago. This increase is attributable to the increased volume of business, as a percentage of sales, expenses decreased from 75.7% in the third quarter of 1994 to 71.5% in the third quarter of 1995.

Changes in Financial Position
Liquidity and Capital Resources

The capital projects during the third quarter totalled $219,147.

The Company has lines of credit for the resort operation of $1,500,000 with an outstanding balance of $0 at the end of September 1995.

Skytop Development Corporation has completed construction of twenty-eight of the planned thirty-two units of the clustered homes. Of these all twenty-eight have been sold. Construction of another two unit building began in May of 1995.

Item 9    Exhibits and Reports on Form 8-K
          (a) Exhibits:
                  Computation of per share earnings

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPT 30                           SEPT 30
                                               1995          1994                1995         1994
                                               ----          ----                ----         ----
Net Income (Loss)                          $ 1,097,656      $ 760,793         $469,688     $ 199,892

         LESS:
Earnings applicable to cumulative
7% - $100 par value Preferred Stock
9,423 shares outstanding                        16,490         16,490           49,470        49,470

Net Applicable to Common Stock              $1,081,166     $  744,303        $ 420,218     $ 150,422

Common Stock
 Number of shares issued                        13,994         13,994           13,994        13,994
 Less number of shares in treasury               4,182          4,182            4,182         4,182

         Net Shares                              9,812          9,812            9,812         9,812

Net (Loss) per Common Share                   $ 110.19       $  75.86          $ 42.83        $15.33


       (b) Reports on Form 8-K
              There were no reports on Form 8-K for the six months ended September 30, 1995.


                                    Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              __11/9/95__                    __/s/ EDWARD MAYOTTE____________
                 Date                        Edward Mayotte, Vice President


              __11/8/95__                    __/s/ CHARLES F. HEWSON___________
                 Date                        Charles F. Hewson, Asst. Treasurer