Form 10QSB
period 1996-03-31
POCONO HOTELS CORP
filed 1996-05-15
CIK 79274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

 x Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

__ Transition report under Section 13 or 15(d) of the Exchange Act For the period from _____ to _____

       Commission file number 0-2528

                            POCONO HOTELS CORPORATION
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                      Delaware                       51-0099583
           ----------------------------           ----------------
           (State or Other Jurisdiction           (I.R.S. Employer
        of Incorporation or Organization)        Identification No.)

                 1209 Orange Street, Wilmington, Delaware 19801
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (302) 658-7581
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      None
- --------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changes Since Last Report)

         Check whether the issuer:
         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No  __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                          9,812 Shares of Common Stock
                          ----------------------------

                            POCONO HOTELS CORPORATION

                                      INDEX

                                                                      PAGE NO.

Consolidated Condensed Balance Sheets
March 31, 1996 & December 31, 1995                                       2

Consolidated Condensed Statements of Loss
         Three Months Ended March 31, 1996 & 1995                        3

Consolidated Statement of Cash Flows
         Three Months Ended March 31, 1996 & 1995                        4

Notes to the Consolidated Condensed Financial Statements                 5

Management's Discussion and Analysis of the Consolidated
         Condensed Statements of Loss                                    6

Final Exhibits and Reports                                               7

                            POCONO HOTELS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    UNAUDITED


                                                      MARCH 31, 1996   DEC. 31, 1995
                                                      --------------   -------------
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                     $   199,053     $   222,661
         ACCOUNTS RECEIVABLE - NET                         360,980         432,288
         INVENTORIES                                       135,984         153,011
         PREPAID EXPENSES                                  177,173         255,246
         DEFERRED INCOME TAX BENEFIT                        45,197
                                                       -----------     -----------
                  TOTAL CURRENT ASSETS                     918,387       1,063,206
INVESTMENTS AT COST                                         42,851          42,851
PROPERTY, PLANT AND EQUIPMENT                           15,140,654      14,889,831
         LESS: ACCUMULATED DEPRECIATION                 11,433,323      11,354,675
                                                       -----------     -----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT             3,707,331       3,535,156
CLUSTER HOMES AND LOTS HELD FOR SALE                       830,922         830,064
         TOTAL ASSETS                                    5,499,491       5,471,277
                                                       ===========     ===========
LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                              $   354,441     $   330,952
         ACCRUED EXPENSES                                  247,000         224,300
         TAXES PAYABLE AND ACCRUED                         238,457         146,798
         ADVANCE DEPOSITS                                  460,480         272,765
         NOTES PAYABLE                                           0               0
                                                       -----------     -----------
                  TOTAL CURRENT LIABILITIES              1,300,378         974,815
DEFERRED INCOME TAX LIABILITY                              124,332         134,313

STOCKHOLDER'S EQUITY
         CAPITAL STOCK:                                    942,300         942,300
           PREFERRED STOCK - 7% CUMULATIVE -
           $100 PAR VALUE; AUTHORIZED 12,000 SHARES
           ISSUED AND OUTSTANDING - 9,423 SHARES

           COMMON STOCK - NO PAR VALUE;                    259,080         259,080
                                                       -----------     -----------
           AUTHORIZED 16,000 SHARES,
           ISSUED 13,994 SHARES
                  TOTAL CAPITAL STOCK                    1,201,380       1,201,380
         RETAINED EARNINGS                               2,930,098       3,217,466
                                                       -----------     -----------
                                                         4,131,478       4,418,846
         LESS: TREASURY STOCK AT COST
           COMMON STOCK - 4,182 SHARES                      56,697          56,697
                                                       -----------     -----------
                  TOTAL STOCKHOLDER'S EQUITY             4,074,781       4,362,149

         TOTAL LIABILITIES & STOCKHOLDER'S EQUITY        5,499,491       5,471,277
                                                       ===========     ===========



                            POCONO HOTELS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                    UNAUDITED

                                                           THREE MONTHS ENDED
                                                                 MARCH 31
                                                           1996           1995
REVENUES
         ROOMS                                           763,7644       586,766
         FOOD & BEVERAGE                                  835,818       599,217
         CLUSTER HOME SALES                                 9,712         3,234
         GOLF & OTHER SPORTS                              137,786       139,021
         SUNDRY DEPARTMENTS                               108,858        66,158
         OTHER INCOME                                      13,898       116,858
                  TOTAL REVENUES                        1,858,837     1,511,254

OPERATING COSTS & EXPENSES
         FOOD & BEVERAGE                                  570,869       534,680
         HOTEL OPERATING                                  481,119       409,891
         COST OF CLUSTER HOMES                              4,162         1,803
         ADMIN. & GENERAL                                 421,118       379,504
         ADVERTISING & PROMOTION                          203,427       138,065
         HEAT, LIGHT & POWER                              112,571        97,792
         REPAIRS & MAINTENANCE & GROUNDS CARE             178,078       217,300

         REAL ESTATE, CAPITAL                              75,780        59,658
         STOCK & OTHER TAXES & BUILDING INSURANCE
         INTEREST EXPENSE
         DEPRECIATION                                     120,000       120,000
                  TOTAL EXPENSES                        2,167,126     1,958,693

(LOSS) FROM OPERATIONS                                   (308,289)     (477,439)

LESS: PROVISION FOR INCOME TAXES (Note 3)

NET INCOME (LOSS) (Note 2)                               (308,289)     (447,439)

DIVIDENDS ON PREFERRED STOCK                               16,490        16,490

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS             (324,779)     (463,929)

NET (LOSS) PER COMMON SHARE BASED ON 9,812 SHARES          (33.10)       (47.28)
OUTSTANDING AFTER RECOGNITION OF STOCK DIVIDENDS
(Note 4)

                   POCONO HOTELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                             PERIOD ENDED
                                                        3/31/96         3/31/95
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                 (308,289)       (447,439)

     ADJUSTMENTS TO RECONCILE NET INCOME TO
     CASH PROVIDED BY OPERATING ACTIVITIES
         DEPRECIATION & AMORTIZATION                    120,000         120,000
         DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE      71,308         149,999
         DECREASE (INCREASE) IN INVENTORIES              17,207         (14,087)
         DECREASE (INCREASE) IN PREPAID EXPENSES         78,073          28,023
         DECREASE (INCREASE) IN CLUSTERED HOMES/LOTS
         INCREASE (DECREASE) IN ACCOUNTS PAYABLE           (858)         (1,086)
         INCREASE (DECREASE) IN ACCRUED EXPENSE          46,189          (5,971)
         INCREASE (DECREASE) IN ACCRUED INCOME TAXES    (35,216)
         INCREASE (DECREASE) IN OTHER ACCRUED TAXES      91,659          42,218
         INCREASE (DECREASE) IN ADVANCE DEPOSITS        187,715         143,202
              TOTAL ADJUSTMENTS                         575,896         324,418
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   267,608        (123,021)

CASH FLOWS FROM INVESTING ACTIVITIES
         INCREASE IN INVESTMENTS                                       (400,000)
         PURCHASES OF PROPERTY, PLANT & EQUIPMENT      (291,215)        (98,308)
     NET CASH (USED IN) INVESTING ACTIVITIES           (291,215)       (498,308)

CASH FLOWS FROM FINANCING ACTIVITIES
         PROCEEDS FROM CONSTRUCTION LOAN
         PAYMENTS TO CONSTRUCTION LOAN
         PROCEEDS FROM BANK NOTES PAYABLE
         PAYMENTS ON BANK NOTES PAYABLE
     NET CASH FROM FINANCING ACTIVITIES

     NET INCREASE (DECREASE) IN CASH                    (23,607)       (621,329)

CASH & CASH EQUIVALENTS @ BEGINNING OF YEAR             221,661         862,297

CASH & CASH EQUIVALENTS @ END OF YEAR                   199,054         240,968

                            POCONO HOTELS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1. In the opinion of the company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and 1995 and the results of operations for the three and six months then ended and changes in financial position for the three months then ended.

2. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. At March 31, 1996 the Company's arrearage in cumulative preferred stock dividends amounted to $223.50 per share and the total of all such shares outstanding at the date amounted to $2,106,041.

4. The Company, through a subsidiary, has issued irrevocable letters of credit in favor of Barrett Township, which obligates the Subsidiary to complete certain grading, road paving and installation of utilities at the sites. The letters of credit expire in November 1996 or when these improvements are completed and inspected by the Township.

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

Results of Operations

Revenues for the first quarter of 1996 increased by $347,583 or 23% as compared to the first quarter of 1995. Lodge revenues were up $340,810 as compared to 1995 first quarter levels. This was the result of an increase in rooms occupancy for the Lodge of 803 room nights, a change in occupancy percentage from 33.2% in the first quarter of 1995 to 38.1% in the first quarter of 1996.

Operating costs and expenses increased $194,476 for the first quarter of 1996 when compared with the same period a year ago. This increase is attributable to the increased volume of business.

Changes in Financial Position
Liquidity and Capital Resources

The capital projects during the third quarter totaled $291,215.

The Company has a line of credit for the resort operation of $1,500,000 with an outstanding balance of $0 at the end of March 1996.

Skytop Development Corporation has completed construction of thirty of the planned thirty-two units of the clustered homes. Of these, twenty-eight have been sold; two units are presently available for sale.

Item 9   Exhibits and Reports on Form 8-K
         (a) Exhibits:

             Computation of per share earnings

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                        1996             1995
                                                        ----             ----
Net Income (Loss)                                    ($308,289)       ($447,439)

         LESS:
Earnings applicable to cumulative
7% - $100 par value Preferred Stock
9,423 shares outstanding                                16,490           16,490

Net Applicable to Common Stock                       ($324,779)       ($463,929)

Common Stock
 Number of shares issued                                13,994           13,994
 Less number of shares in treasury                       4,182            4,182

         Net Shares                                      9,812            9,812

Net (Loss) per Common Share                          ($  33.10)       ($  47.28)



         (b) Reports on Form 8-K
                  There were no reports on Form 8-K for the three months ended March 31, 1996.


                                   Signatures

                  Pursuant to the requirements of the Securities
                  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           ----------                         ---------------------------
              Date                            Edward Mayotte, Vice President


           ----------                         ---------------------------
              Date                            Charles F. Hewson, Asst. Treasurer