Form 10QSB
period 1996-06-30
POCONO HOTELS CORP
filed 1996-08-13
CIK 79274

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB
(Mark One)

_X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996

__ Transition report under Section 13 or 15(d) of the Exchange Act For the period from _____ to _____

       Commission file number 0-2528


                            POCONO HOTELS CORPORATION
                            -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                  51-0099583
                --------                                  ----------
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

                            POCONO HOTELS CORPORATION

                                      INDEX

                                                                      PAGE NO.
                                                                      --------

Consolidated Condensed Balance Sheets
June 30, 1996 & December 31, 1995                                        2

Consolidated Condensed Statements of Loss                                3
        Six Months Ended June 30, 1996 & 1995

Consolidated Statement of Cash Flows                                     4
         Six Months Ended June 30, 1996 & 1995

Notes to the Consolidated Condensed Financial Statements                 5

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Loss                                             6

Final Exhibits and Reports                                               7

                            POCONO HOTELS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                    UNAUDITED

                                                      JUNE 30, 1996   DEC. 31, 1995
                                                      -------------   -------------
CURRENT ASSETS
         CASH AND CASH EQUIVALENTS                    $   (106,433)   $    222,661
         ACCOUNTS RECEIVABLE - NET                         805,906         432,288
         INVENTORIES                                       157,746         153,011
         PREPAID EXPENSES                                  159,211         255,246
         DEFERRED INCOME TAX BENEFIT                             0
                                                      ------------    ------------
                  TOTAL CURRENT ASSETS                   1,016,430       1,063,206
INVESTMENTS AT COST                                         42,851          42,851
PROPERTY, PLANT AND EQUIPMENT                           15,577,650      14,889,831
         LESS: ACCUMULATED DEPRECIATION                 11,553,323      11,354,675
                                                      ------------    ------------
         TOTAL PROPERTY, PLANT AND EQUIPMENT             4,024,327       3,535,156
CLUSTER HOMES AND LOTS HELD FOR SALE                       831,169         830,064
         TOTAL ASSETS                                    5,914,779       5,471,277
                                                      ============    ============
LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
         ACCOUNTS PAYABLE                             $    492,768    $    330,952
         ACCRUED EXPENSES                                  287,902         224,300
         TAXES PAYABLE AND ACCRUED                         173,465         146,798
         ADVANCE DEPOSITS                                  516,512         272,765
         NOTES PAYABLE                                     100,000               0
                                                      ------------    ------------
                  TOTAL CURRENT LIABILITIES              1,570,647         974,815
DEFERRED INCOME TAX LIABILITY                              124,332         134,313

STOCKHOLDER'S EQUITY
         CAPITAL STOCK:                                    942,300         942,300
           PREFERRED STOCK - 7% CUMULATIVE -
           $100 PAR VALUE; AUTHORIZED 12,000 SHARES
           ISSUED AND OUTSTANDING - 9,423 SHARES

           COMMON STOCK - NO PAR VALUE:                    259,080         259,080
                                                      ------------    ------------
           AUTHORIZED 16,000 SHARES,
           ISSUED 13,994 SHARES
                  TOTAL CAPITAL STOCK                    1,201,380       1,201,380
         RETAINED EARNINGS                               3,075,117       3,217,466
                                                      ------------    ------------
                                                         4,276,497       4,418,846
         LESS: TREASURY STOCK AT COST
           COMMON STOCK - 4,182 SHARES                      56,697          56,697
                                                      ------------    ------------
                  TOTAL STOCKHOLDER'S EQUITY             4,219,800       4,362,149

         TOTAL LIABILITIES & STOCKHOLDER'S EQUITY        5,914,779       5,471,277
                                                      ============    ============

                            POCONO HOTELS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    UNAUDITED

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30                           JUNE 30
                                                         1996          1995              1996              1995
                                                         ----          ----              ----              ----
REVENUES
ROOMS                                                $1,117,464      $869,028         $1,881,228        $1,455,794
FOOD & BEVERAGE                                                       741,611          1,622,834         1,340,828
                                                        898,016
CLUSTER HOME SALES                                                                        17,729             8,234
                                                          8,017         5,000
GOLF & OTHER SPORTS                                                   203,267            358,054           342,288
                                                        220,268
SUNDRY DEPARTMENTS                                                    115,876            224,155           182,034
                                                        115,297
OTHER INCOME                                                           44,900            221,427           161,758
                                                        107,529
TOTAL REVENUES                                        2,466,591     1,979,682          4,325,427         3,490,936

OPERATING COSTS & EXPENSES
FOOD & BEVERAGE                                                       670,088          1,232,350         1,204,768
                                                        661,481
HOTEL OPERATING                                                       517,857            900,748           927,748
                                                        419,629
COST OF CLUSTER HOMES                                                                     15,268             4,015
                                                         11,106         2,212
ADMIN. & GENERAL                                        542,805       387,084            963,923           766,588
ADVERTISING & PROMOTION                                               164,347            454,443           302,412
                                                        251,016
HEAT, LIGHT & POWER                                                    70,286            188,295           168,078
                                                         75,724
REPAIRS & MAINTENANCE & GROUNDS CARE                                  167,424            357,922           384,724
                                                        179,844

REAL ESTATE, CAPITAL                                                   57,495            113,433           117,153
                                                         37,653
STOCK & OTHER TAXES & BUILDING INSURANCE
INTEREST EXPENSE                                                                           1,396             3,418
                                                          1,396         3,418
DEPRECIATION                                                          120,000            240,000           240,000
                                                        120,000
TOTAL EXPENSES                                        2,300,655     2,160,211          4,467,779         4,118,904

(LOSS) FROM  OPERATIONS                                             (180,529)          (142,351)         (627,968)
                                                        165,937

LESS: PROVISION FOR INCOME TAXES (Note 3)

NET INCOME (LOSS) (Note 2)                                          (180,529)          (142,351)         (627,968)
                                                        165,937

DIVIDENDS ON PREFERRED STOCK                                           16,490             32,980            32,980
                                                         16,490

NET INCOME TO COMMON STOCKHOLDERS                                   (197,019)          (175,331)         (660,948)
                                                        149,447

NET (LOSS) PER COMMON SHARE BASED                         15.23       (20.08)            (17.87)           (67.36)
ON 9,812 SHARES OUTSTANDING AFTER
RECOGNITION OF STOCK DIVIDENDS (Note 4)


                   POCONO HOTELS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                    PERIOD ENDED
                                                               6/30/96         6/30/95
                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                        $(142,351)      $(627,968)

     ADJUSTMENTS TO RECONCILE NET INCOME TO
     CASH PROVIDED BY OPERATING ACTIVITIES
         DEPRECIATION & AMORTIZATION                            240,000         240,000
         DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE            (373,618)        (81,013)
         DECREASE (INCREASE) IN INVENTORIES                      (4,735)        (44,180)
         DECREASE (INCREASE) IN PREPAID EXPENSES                 96,035         (26,688)
         DECREASE (INCREASE) IN CLUSTERED HOMES/LOTS             (1,105)       (140,956)
         INCREASE (DECREASE) IN ACCOUNTS PAYABLE                161,816         (97,257)
         INCREASE (DECREASE) IN ACCRUED EXPENSE                  63,602          31,181
         INCREASE (DECREASE) IN OTHER ACCRUED TAXES              26,667          93,070
         INCREASE (DECREASE) IN ADVANCE DEPOSITS                243,747         173,721
              TOTAL ADJUSTMENTS                                 452,409         145,878
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           310,058        (482,090)

CASH FLOWS FROM INVESTING ACTIVITIES
         INCREASE IN INVESTMENTS
         PURCHASES OF PROPERTY, PLANT & EQUIPMENT              (738,153)       (230,070)
     NET CASH (USED IN) INVESTING ACTIVITIES                   (738,153)       (230,070)

CASH FLOWS FROM FINANCING ACTIVITIES
         PROCEEDS FROM CONSTRUCTION LOAN
         PAYMENTS TO CONSTRUCTION LOAN
         PROCEEDS FROM BANK NOTES PAYABLE                       175,000         400,000
         PAYMENTS ON BANK NOTES PAYABLE                         (75,000)       (200,000)
     NET CASH FROM FINANCING ACTIVITIES                         100,000         200,000

     NET INCREASE (DECREASE) IN CASH                           (328,095)       (512,160)

CASH & CASH EQUIVALENTS @ BEGINNING OF YEAR                     221,661         862,297

CASH & CASH EQUIVALENTS @ END OF YEAR                          (106,433)        350,137

                            POCONO HOTELS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1. In the opinion of the company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and 1995 and the results of operations and changes in financial position for the six months then ended.

2. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. At June 30, 1996 the Company's arrearage in cumulative preferred stock dividends amounted to $223.50 per share and the total of all such shares outstanding at the date amounted to $2,106,041.

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

Results of Operations

Revenues for the second quarter of 1996 increased by $486,909 or 25% as compared to the second quarter of 1995. This was the result of an increase in rooms occupancy for the Lodge of 594 room nights, a change in occupancy percentage from 44% in the second quarter of 1995 to 48% in the second quarter of 1996.

Operating costs and expenses increased $140,444 for the second quarter of 1996 when compared with the same period a year ago. This increase is attributable to the increased volume of business.

Changes in Financial Position
Liquidity and Capital Resources

The capital project spending during the second quarter totaled $446,938.

The Company has a line of credit for the resort operation of $2,500,000 with an outstanding balance of $100,000 at the end of June 1996.

Skytop Development Corporation has completed construction of thirty of the planned thirty-two units of the clustered homes. Of these, twenty-eight have been sold; two units are presently available for sale.

Item  9 Exhibits and Reports on Form 8-K
      (a) Exhibits:
            Computation of per share earnings

                                                THREE MONTHS                 SIX MONTHS
                                                ENDED JUNE 30               ENDED JUNE 30
                                              1996         1995          1996         1995
Net Income (Loss)                          $165,937    $(180,529)    $(142,351)    $(627,968)

         LESS:
Earnings applicable to cumulative            16,490       16,490        32,980        32,980
7% - $100 par value Preferred Stock
9,423 shares outstanding

Net Applicable to Common Stock              149,447     (197,019)     (175,331)     (660,948)

Common Stock
 Number of shares issued                     13,994       13,994        13,994        13,994
 Less number of shares in treasury            4,182        4,182         4,182         4,182

         Net Shares                           9,812        9,812         9,812         9,812

Net (Loss) per Common Share                   15.23       (20.08)       (17.87)       (67.36)




      (b) Reports on Form 8-K
            There were no reports on Form 8-K for the six months ended June 30, 1996.


                                   Signatures

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ----------                         ----------------------------------
            Date                        Edward Mayotte, Vice President


     ----------                         ----------------------------------
            Date                        Charles F. Hewson, Asst. Treasurer